Form 10-K
period 2006-12-31
Permanent Master Issuer plc
filed 2007-03-30
CIK 1378096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number:	333-137495

PERMANENT MASTER ISSUER PLC

(Exact name of issuing entity as specified in its charter)

United Kingdom

(Jurisdiction of incorporation or organization)

35 Great St. Helen's, London, EC3A 6AP, United Kingdom, +44 (0)20 7398-6300

(Address of principal executive offices)

PERMANENT FUNDING (NO. 2) LIMITED

(Exact name of depositor as specified in its charter)

United Kingdom

(Jurisdiction of incorporation or organization)

35 Great St. Helen's, London, EC3A 6AP, United Kingdom, +44 (0)20 7398 6300

(Address of principal executive offices)

HALIFAX PLC

(Exact name of sponsor as specified in its charter)

United Kingdom

(Jurisdiction of incorporation or organization)

Trinity Road, Halifax, West Yorkshire, HX1 2RG, United Kingdom +44 142 233 3829

(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Securities Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filed and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Documents	Where Incorporated

1. The consolidated financial statements of Deutsche Bank Aktiengesellschaft ("Deutsche Bank") and its subsidiaries as of 31 December 2006 and 2005, and for each of the years in the three-year period ended 31 December 2006, and the audit report thereon, which are included in Deutsche Bank’s Annual Report on Form 20-F for the Year Ended 31 December 2006, which was filed with the SEC on 27 March 2007.

Part I

PART I

Item 1:	Business.

 Not applicable.

Item 1A:	Risk Factors.

 Not applicable.

Item 1B:	Unresolved Staff Comments.

 Not applicable.

Item 2:	Properties.

 Not applicable.

Item 3:	Legal Proceedings.

 Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders.

 Not applicable.

Substitute information provide in accordance with General Instruction J to Form 10-K:

Item 1112(b) Significant Obligors of Pool Assets (Financial Information).

The pool assets held by Permanent Mortgages Trustee Limited do not include any significant obligors.

Item 1114(b)(2) Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers; Financial Information) and 1115(b) Certain Derivatives Instruments (Financial Information).

The information required herein is incorporated by reference from the following documents:

•

The consolidated financial statements of Deutsche Bank Aktiengesellschaft ("Deutsche Bank") and its subsidiaries as of 31 December 2006 and 2005, and for each of the years in the three-year period ended 31 December 2006, and the audit report thereon, which are included in Deutsche Bank’s Annual Report on Form 20-F for the Year Ended 31 December 2006, which was filed with the SEC on 27 March 2007.

Item 1117 Legal Proceedings

None.

PART II

Item 5:	Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6:	Selected Financial Data.

Not applicable.

Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8:	Financial Statements and Supplementary Data.

 Not applicable.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 Not applicable

Item 9A:	Controls and Procedures

 Not applicable.

Item 9B:	Other Information.

 None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance.

The following table sets out the directors of the issuing entity and their respective business addresses and occupations. Each director has served in office since the incorporation of the issuing entity. The term of office for each director is indefinite, subject to resignation or disqualification under the Companies Act of 1985. Each director has served as a director of the issuing entity since its formation in 2006.

Name	Business address	Principal activities/ business occupation	Age
SFM Directors Limited	35 Great St Helen's London EC3A 6AP United Kingdom	Provision of directors to special purpose companies	—
SFM Directors (No.2) Limited	35 Great St Helen's London EC3A 6AP United Kingdom	Provision of directors to special purpose companies	—
David Balai	HBOS Treasury Services plc 33 Old Broad Street London EC2N 1HZ United Kingdom	Senior Director	50

The sponsor has caused David Balai, Senior Director of HBOS Treasury Services plc, the arranger and an affiliate of the seller, to be a director of the issuing entity. David Balai does not receive any compensation for acting as director.

The sponsor has caused SFM Directors Limited and SFM Directors (No. 2) Limited, companies specialising in acting as directors of special purpose companies, to be directors of the issuing entity.

SFM Directors Limited and SFM Directors (No.2) Limited are limited liability companies incorporated in England & Wales, in 2000.  The companies were established for the purposes of acting as corporate directors to special purpose companies and have been carrying out this function for the past seven years.  Attached is a schedule of a list of directorships for SFM Directors Limited and SFM Directors (No.2) Limited.  SFM Directors Limited and SFM Directors (No.2) Limited are part of the SFM Group and have been acting as corporate directors for the issuing entity since its incorporation in September 2006.

David Balai, Senior Director Securitisation, is a qualified banker employed by HBOS plc for the last five years. During this time primarily involved at a senior level in establishing and managing the HBOS securitisation programmes, which includes the Permanent Master Issuer programme.

Appendix 1, 2 and 3 lists other directorships held by each director.

The directors of each of SFM Directors Limited and SFM Directors (No. 2) Limited are Jonathan Eden Keighley, James Macdonald, James France and Robert Berry. Their principal activities include the provision of directors and corporate management services to structured finance transactions as directors on the boards of SFM Directors Limited and SFM Directors (No. 2) Limited. The business address of each of the directors of SFM Directors Limited and SFM Directors (No. 2) Limited is 35 Great St. Helen's, London EC3A 6AP, United Kingdom.

The company secretary of the issuing entity is SFM Corporate Services Limited, 35 Great St Helen's, London, EC3A 6AP, United Kingdom.

In accordance with the issuing entity corporate services agreement, the issuing entity corporate services provider SFM Corporate Services Limited will provide to the issuing entity directors, a registered and administrative office, the service of a company secretary and the arrangement of meetings of directors and shareholders and procure book-keeping services and preparation of accounts by Halifax plc. No other remuneration is paid by the issuing entity to or in respect of any director or officer of the issuing entity for acting as such.

The issuing entity has no employees.

The following table sets out the directors of the depositor and their respective business addresses and occupations. Each director has served in office since the incorporation of the depositor. The term of office for each director is indefinite, subject to resignation or disqualification under the Companies Act of 1985. Each director has served as a director of the depositor since its formation in 2006.

Name	Business address	Business occupation	Age
SFM Directors Limited	35 Great St. Helen's	Director of special	—
	London	purpose companies
EC3A 6AP
United Kingdom

SFM Directors (No. 2) Limited	35 Great St. Helen's	Director of special	—
	London	purpose companies
EC3A 6AP
United Kingdom

David Balai	HBOS Treasury Services Plc	Senior Director	50
33 Old Broad Street
London EC2N 1HZ
United Kingdom

David Balai is an employee of a company in the same group of companies as the sponsor.

The directors of SFM Directors Limited and SFM Directors (No. 2) Limited are Jonathan Eden Keighley, James Macdonald, James France and Robert Berry. Their principal activities include the provision of directors and corporate management services to structured finance transactions as directors on the boards of SFM Directors Limited and SFM Directors (No. 2) Limited. The business address of each of the directors of SFM Directors Limited and SFM Directors (No. 2) Limited is 35 Great St. Helen's, London EC3A 6AP, United Kingdom.

The company secretary of the depositor is SFM Corporate Services Limited, 35 St. Helen's, London EC3A 6AP, United Kingdom.

The directors and secretary of the depositor have no conflicts of interest between any duties to the depositor and their private interests and/or other duties.

In accordance with the corporate services agreement, the corporate services provider will provide to the depositor directors, a registered and administrative office, the service of a company secretary and the arrangement of meetings of directors and shareholders and procure book-keeping services and preparation of accounts by Halifax plc. No other remuneration is paid by the depositor to or in respect of any director or officer of the depositor for acting as such.

Item 11:	Executive Compensation.

In accordance with the issuing entity corporate services agreement dated October 17, 2006 and filed with the Commission on Form 8-K on November 1, 2006 (File No. 333-137495) as Exhibit 10.9, the issuing entity corporate services provider will provide to the issuing entity directors, a registered and administrative office, the service of a company secretary and the arrangement of meetings of directors and shareholders and procure book-keeping services and preparation of accounts by Halifax plc. No fees were paid in 2006 for these services.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Ordinary shares	Permanent Holdings Limited, 35 Great St. Helen's London EC3A 6AP	The authorized share capital of Permanent Master Issuer plc consists of 50,000 ordinary shares of £1 each. Permanent Holdings Limited holds: - 49,998 ordinary shares partly paid to £0.25 - One £1 ordinary share fully paid - One £1 ordinary share fully paid held in trust by SFM Corporate Services Limited for Permanent Holdings Limited	100%

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14:	Principal Accounting Fees and Services.

Not applicable.

Substitute information provide in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB: Affiliations and certain relationships and related transactions

Halifax plc ("Halifax") is the sponsor of the programme. In addition, Halifax has several other roles in the programme. Halifax is the originator of the loans. Halifax is the only seller of loans to the mortgages trustee and is the servicer of all of the loans.

Halifax also provides the services of (a) cash manager to the mortgages trustee, Permanent Funding (No. 1) Limited ("Funding 1") and the depositor, (b) cash manager to the issuing entity and cash manager to the Funding 1 issuing entities and (c) swap provider to the depositor and swap provider to Funding 1.

Except as described in the preceding paragraph, there are no other affiliations or relationships or related transactions involving the transaction parties.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

The report on assessment of compliance with servicing criteria for asset-backed securities required by Item 1122(a) of Regulation AB and the attestation report on assessment of compliance with servicing criteria for asset-backed securities required by Item 1122(b) of Regulation AB are attached as Exhibit 33.1 and 34.1, respectively, to this Form 10-K.

In accordance with Item 1122 (a) of Regulation AB and the assessment of compliance with the servicing criteria we have detailed below an instance of material noncompliance.

From 21 December 2006 to 31 December 2006, approximately £59 million of payments on pool assets had been received by the Company but had not been posted to the obligor records maintained by the Company within two business days of receipt and Permanent Master Issuer plc’s share of these payments had not been deposited into the appropriate custodial bank accounts or related bank clearing accounts within two business days of receipt.

Record of receipt for each mortgage loan account was subsequently redated for value to the correct date.  Halifax has determined that no borrowers were disadvantaged, and the cashflows available for distribution to noteholders were not affected, as a result of this incident

Item 1123 of Regulation AB: Servicer Compliance Statement.

The servicer compliance statement required by Item 1123 of Regulation AB is attached as Exhibit 35.1 to this Form 10-K.

In accordance with Item 1123 of Regulation AB we have detailed below an instance of material non compliance.

From 21 December 2006 to 31 December 2006, approximately £59 million of payments on pool assets had been received by the Servicer but had not been posted to the obligor records maintained by the Servicer within two business days of receipt and Permanent Master Issuer plc’s share of these payments had not been deposited into the appropriate custodial bank accounts or related bank clearing accounts within two business days of receipt. Record of receipt for each mortgage loan account was subsequently redated for value to the correct date.  Halifax has determined that no borrowers were disadvantaged, and the cashflows available for distribution to noteholders were not affected as a result of this incident

PART IV

Item 15:	Exhibits, Financial Statements and Schedules.

Exhibit 31.1: Rule 13a-14(d)/15d-14(d) certification.

Exhibit 33.1: Report on assessment of compliance with servicing criteria for asset-backed securities.

Exhibit 34.1: Attestation report on assessment of compliance with servicing criteria for asset-backed securities.

Exhibit 35.1: Servicer compliance statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMANENT FUNDING (NO. 2) LIMITED

	By:	/s/ David Balai
	Name:	David Balai
	Title:	Director
Date: March 28, 2007