Form 10-K/A
period 2006-12-31
Permanent Master Issuer plc
filed 2007-11-02
CIK 1378096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

BANK OF SCOTLAND PLC

(Exact name of sponsor as specified in its charter)

United Kingdom

(Jurisdiction of incorporation or organization)

The Mound, Edinburgh, EH1 1YZ, United Kingdom +44 113 235 2176

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

1. The consolidated financial statements of Deutsche Bank Aktiengesellschaft ("Deutsche Bank") and its subsidiaries as of 31 December 2006 and 2005, and for each of the years in the three-year period ended 31 December 2006, and the audit report thereon, which are included in Deutsche Bank’s Annual Report on Form 20-F for the Year Ended 31 December 2006, which was filed with the SEC on 27 March 2007 (SEC Commission File No. 001-15242).

Part I

PART I

EXPLANATORY NOTE

Permanent Funding (No. 2) Limited (the “Registrant”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2007, for the purpose of amending and restating the section entitled “Signatures” in response to SEC comments. A New Rule 13a-14(d)/Rule 15d-14(d) certification is also being filed.

The Amendment No. 2 on Form 10-K/A does not change any of the other disclosures contained in the original Form 10-K. This Amendment, together with the Annual Report on Form 10-K and Amendment No. 1 to the Annual Report on Form 10-K/A of the Registrant previously filed for the year ended December 31, 2006, constitutes the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006.

Additionally, pursuant to the HBOS Group Reorganisation Act 2006 and with effect from September 17, 2007, The Governor and Company of the Bank of Scotland was registered as a public company under the Companies Act 1985 and changed its name to Bank of Scotland plc and the business and all property and liabilities of Halifax plc and HBOS Treasury Services plc were transferred to the Bank of Scotland plc. As a result all references herein to HBOS Treasury Services plc and Halifax plc should be read to refer to Bank of Scotland plc.

Amendment No. 1 to the Form 10-K was filed by Permanent Funding (No. 2) Limited on September 28, 2007.

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

The information required herein is incorporated by reference from the following documents:

•

The consolidated financial statements of Deutsche Bank Aktiengesellschaft ("Deutsche Bank") and its subsidiaries as of 31 December 2006 and 2005, and for each of the years in the three-year period ended 31 December 2006, and the audit report thereon, which are included in Deutsche Bank’s Annual Report on Form 20-F for the Year Ended 31 December 2006, which was filed with the SEC on 27 March 2007 (SEC File No. 001-15242).

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

Name	Business address	Principal activities/ business occupation	Age
SFM Directors Limited	35 Great St Helen's London EC3A 6AP United Kingdom	Provision of directors to special purpose companies	—
SFM Directors (No.2) Limited	35 Great St Helen's London EC3A 6AP United Kingdom	Provision of directors to special purpose companies	—
David Balai	Bank of Scotland plc 33 Old Broad Street London EC2N 1HZ United Kingdom	Senior Director	50

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

Name	Business address	Business occupation	Age
SFM Directors Limited	35 Great St. Helen's	Director of special	—
	London	purpose companies
EC3A 6AP
United Kingdom

SFM Directors (No. 2) Limited	35 Great St. Helen's	Director of special	—
	London	purpose companies
EC3A 6AP
United Kingdom

David Balai	Bank of Scotland plc	Senior Director	50
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

Exhibit 35.1: Servicer compliance statement.

Exhibit 99.1: The consolidated financial statements of Deutsche Bank Aktiengesellschaft (“Deutsche Bank”) and its subsidiaries as of 31 December 2006 and 2005, and for each of the years in the three-year period ended 31 December 2006, and the audit report thereon, which are incorporated by reference from Deutsche Bank’s Annual Report on Form 20-F for the Year Ended 31 December 2006, which was filed with the SEC on 27 March 2007 (SEC File No. 001-15242).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMANENT FUNDING (NO. 2) LIMITED, as Depositor

	By:	/s/ David Balai
	Name:	David Balai
	Title:	Senior officer in charge of securitization
Date: November 2, 2007