Form 10-K
period 2007-12-31
Permanent Master Issuer plc
filed 2008-03-28
CIK 1378096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                              BANK OF SCOTLAND PLC

               (Exact name of sponsor as specified in its charter)

                                 UNITED KINGDOM

                 (Jurisdiction of incorporation or organization)

         THE MOUND, EDINBURGH, EH1 1YZ, UNITED KINGDOM +44 113 235 2176

                    (Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.



       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

       Yes |_| No |X|

       Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Securities Act.

       Yes |_| No |X|

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes |X| No |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Not applicable.

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filed and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

       Yes |_| No |X|

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

Documents                                                    Where Incorporated
1.     The consolidated financial statements of              Part I
       Deutsche Bank Aktiengesellschaft ("Deutsche
       Bank Aktiengesellschaft") and its subsidiaries as of 31 December 2007 and 2006, and for each of the years in the three-year period ended 31 December 2007, and the audit report thereon, which are included in Deutsche Bank Aktiengesellschaft's Annual

       Report on Form 20-F for the Year Ended 31
       December 2007, which was filed with the SEC on 26 March 2008 (SEC File No. 001-15242).

2.     The consolidated financial statements of              Part 1
       Credit Suisse Group and its subsidiaries as of 31 December 2007 and 2006, and for each of the years in the three-year period ended 31
       December 2007, and the audit report thereon, which are included in Credit Suisse Group's
       Annual Report on Form 20-F for the Year
       Ended 31 December 2007, which was filed
       with the SEC on 20 March 2008 (SEC File
       No. 001-15244).

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

The information required herein is incorporated by reference from the following documents:

       o The consolidated financial statements of Deutsche Bank Aktiengesellschaft and its subsidiaries as of 31 December 2007 and 2006, and for each of the years in the three-year period ended 31 December 2007, and the audit report thereon, which are included in Deutsche Bank Aktiengesellschaft's Annual Report on Form 20-F for the Year Ended 31 December 2007, which was filed with the SEC on 26 March 2008 (SEC File No. 001-15242).

       o The consolidated financial statements of Credit Suisse Group and its subsidiaries as of 31 December 2007 and 2006, and for each of the years in the three-year period ended 31 December 2007, and the audit report thereon, which are included in Credit Suisse Group's Annual Report on Form 20-F for the Year Ended 31 December 2007, which was filed with the SEC on 20 March 2008 (SEC File No. 001-15244).

ITEM 1117 LEGAL PROCEEDINGS

None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 9A:        CONTROLS AND PROCEDURES.

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

NAME                            BUSINESS ADDRESS                PRINCIPAL ACTIVITIES/    AGE
                                                                BUSINESS OCCUPATION
SFM Directors Limited           35 Great St Helen's             Provision of directors   -
                                London EC3A 6AP                 to special purpose
                                United Kingdom                  companies
SFM Directors (No.2) Limited    35 Great St Helen's             Provision of directors   -
                                London EC3A 6AP                 to special purpose
                                United Kingdom                  companies
David Balai                     Bank of Scotland plc            Senior Director          52
                                33 Old Broad Street
                                London EC2N 1HZ
                                United Kingdom

The sponsor has caused David Balai, Senior Director of Bank of Scotland plc Treasury Division, the arranger and an affiliate of the seller, to be a director of the issuing entity. David Balai does not receive any compensation for acting as director.

The sponsor has caused SFM Directors Limited and SFM Directors (No. 2) Limited, companies specialising in acting as directors of special purpose companies, to be directors of the issuing entity.

SFM Directors Limited and SFM Directors (No.2) Limited are limited liability companies incorporated in England & Wales, in 2000. The companies were established for the purposes of acting as corporate directors to special purpose companies and have been carrying out this function for the past eight years. SFM Directors Limited and SFM Directors (No.2) Limited are part of the SFM Group and have been acting as corporate directors for the issuing entity since its incorporation in September 2006.

David Balai, Senior Director Securitisation, is a qualified banker employed by Bank of Scotland plc for the last six years. During this time, David has primarily been involved at a senior level in establishing and managing the HBOS securitisation programmes, which includes the Permanent Master Issuer programme.

The directors of each of SFM Directors Limited and SFM Directors (No. 2) Limited are Jonathan Eden Keighley, James Macdonald and Robert Berry. Their principal activities include the provision of directors and corporate management services to structured finance transactions as directors on the boards of SFM Directors Limited and SFM Directors (No. 2) Limited. The business address of each of the directors of SFM Directors Limited and SFM Directors (No. 2) Limited is 35 Great St. Helen's, London EC3A 6AP, United Kingdom.

The company secretary of the issuing entity is SFM Corporate Services Limited, 35 Great St Helen's, London, EC3A 6AP, United Kingdom.

In accordance with the issuing entity corporate services agreement, the issuing entity corporate services provider SFM Corporate Services Limited will provide to the issuing entity directors, a registered and administrative office, the service of a company secretary and the arrangement of meetings of directors and shareholders and procure book-keeping services and preparation of accounts by Bank of Scotland plc. No other remuneration is paid by the issuing entity to or in respect of any director or officer of the issuing entity for acting as such.

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

NAME                            BUSINESS ADDRESS                BUSINESS OCCUPATION      AGE
SFM Directors Limited...........35 Great St Helen's             Director of special   -
                                London                          purpose companies
                                EC3A 6AP
                                United Kingdom
SFM Directors (No.2) Limited....35 Great St Helen's             Director of special   -
                                London                          purpose companies
                                EC3A 6AP
                                United Kingdom
David Balai.....................Bank of Scotland plc            Senior Director          52
                                33 Old Broad Street
                                London EC2N 1HZ
                                United Kingdom

The directors of each of SFM Directors Limited and SFM Directors (No. 2) Limited are Jonathan Eden Keighley, James Macdonald and Robert Berry. Their principal activities include the provision of directors and corporate management services to structured finance transactions as directors on the boards of SFM Directors Limited and SFM Directors (No. 2) Limited. The business address of each of the directors of SFM Directors Limited and SFM Directors (No. 2) Limited is 35 Great St. Helen's, London EC3A 6AP, United Kingdom.

The company secretary of the depositor is SFM Corporate Services Limited, 35 St. Helen's, London EC3A 6AP, United Kingdom.

The directors and secretary of the depositor have no conflicts of interest between any duties to the depositor and their private interests and/or other duties.

In accordance with the corporate services agreement, the corporate services provider will provide to the depositor directors, a registered and administrative office, the service of a company secretary and the arrangement of meetings of directors and shareholders and procure book-keeping services and preparation of accounts by Bank of Scotland plc. No other remuneration is paid by the depositor to or in respect of any director or officer of the depositor for acting as such.

ITEM 11:        EXECUTIVE COMPENSATION.

In accordance with the master issuer corporate services agreement dated October 17, 2006 and filed with the Commission on Form 8-K on November 1, 2006 (File No. 333-137495) as Exhibit 10.9, the issuing entity corporate services provider will provide to the issuing entity directors, a registered and administrative office, the service of a company secretary and the arrangement of meetings of directors and shareholders and procure book-keeping services and preparation of accounts by Bank of Scotland plc. Fees of (pound)7,170.52 were paid in 2007 for these services.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(1) Title of class      (2) Name and address of       (3) Amount and nature of               (4) Percent of class
------------------      ------------------------      ------------------------               --------------------
                        beneficial owner              beneficial ownership
                        ----------------              --------------------
ORDINARY SHARES         Permanent Holdings            The authorized share capital of        100%
                        Limited,                      Permanent Master Issuer plc
                        35 Great St. Helen's          consists of 50,000 ordinary shares
                        London                        of (pound)1 each.
                        EC3A 6AP

                                                      Permanent Holdings Limited holds:

                                                      - 49,998 ordinary shares partly
                                                      paid to (pound)0.25

                                                      - One (pound)1 ordinary share fully paid

                                                      - One (pound)1 ordinary
                                                      share fully paid held in
                                                      trust by SFM Corporate
                                                      Services Limited for
                                                      Permanent Holdings Limited


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14:        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Not applicable.

SUBSTITUTE INFORMATION PROVIDE IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB:     AFFILIATIONS AND CERTAIN RELATIONSHIPS AND
                                RELATED TRANSACTIONS

Pursuant to the HBOS Group Reorganisation Act 2006 and with effect from September 17, 2007, The Governor and Company of the Bank of Scotland was registered as a public company under the Companies Act 1985 and changed its name to Bank of Scotland plc and the business and all property and liabilities of Halifax plc ("Halifax") were transferred to the Bank of Scotland plc.

Prior to the reorganisation, Halifax was and, as a result of the reorganisation, Bank of Scotland plc is the sponsor of the programme, the originator of the loans, the seller of loans to the mortgages trustee and the servicer of the loans.

In addition, prior to the reorganisation, Halifax provided, and as a result of the reorganisation, Bank of Scotland plc provides the services of (a) cash manager to the mortgages trustee, Permanent Funding (No. 1) Limited ("Funding 1"), and the depositor, (b) cash manager to the issuing entity and cash manager to the Funding 1 issuing entities, (c) swap provider to the depositor, and swap provider to Funding 1. Bank of Scotland plc also acts as start-up loan provider to Funding 2.

Except as described in the preceding paragraphs, there are no other affiliations or relationships or related transactions involving the transaction parties.

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

         EXHIBIT 35.1: Servicer compliance statement.

         EXHIBIT 99.1: The consolidated financial statements of Deutsche Bank Aktiengesellschaft and its subsidiaries as of 31 December 2007 and 2006, and for each of the years in the three-year period ended 31 December 2007, and the audit report thereon, which are included in Deutsche Bank Aktiengesellschaft's Annual Report on Form 20-F for the Year Ended 31 December 2007, which was filed with the SEC on 26 March 2008 (SEC File No. 001-15242).

         EXHIBIT 99.2: The consolidated financial statements of Credit Suisse Group and its subsidiaries as of 31 December 2007 and 2006, and for each of the years in the three-year period ended 31 December 2007, and the audit report thereon, which are included in Credit Suisse Group's Annual Report on Form 20-F for the Year Ended 31 December 2007, which was filed with the SEC on 20 March 2008 (SEC File No. 001-15244).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PERMANENT FUNDING (NO. 2) LIMITED, as Depositor

                             By:      /s/ David Balai_____
                             Name:    David Balai
                             Title:   Senior officer in charge of securitization

Date: 28 March 2008